Form 10-Q
period 2017-09-30
DOYEN ELEMENTS, INC.
filed 2017-11-17
CIK 1657737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 000-27039

DOYEN ELEMENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-55836	47-5326352
(State or other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1880 Office Club Pointe

Suite 1240

Colorado Springs, CO, 80920

(Address of principal executive offices) (zip code)

Colorado Springs, CO, 80920

(Address of principal executive offices) (zip code)

(800) 511-5925

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [Yes] ~~No~~

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[ ]	Smaller reporting company
[X]	Emerging growth company

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2).

Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [No]

As of November 14, 2017 there were 17,024,229 shares of registrant’s common stock and 648 shares of the Registrant’s Preferred Stock issued and outstanding

PART I. FINANCIAL INFORMATION

ITEM 1 Financial Statements

DOYEN ELEMENTS, INC.

(formerly AdvantaMeds Solutions USA Fund I Inc.)

CONSENSED BALANCE SHEETS

As of September 30, 2017 and December 31, 2016

(unaudited)

	September 30, 2017	December 31, 2016
ASSETS

Current Assets:
Cash	$19,250	$301
Other current assets	4,399
Total current assets	23,649	301

Other assets	-	-

TOTAL ASSETS	$23,649	$301

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Due to stockholder	$17,320	$1,090
Dividends payable	3,527	632

Total current liabilities	20,847	1,722

Commitments and contingencies (Note 6)	-	-

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.0001; 100,000,000 shares authorized; 27,007,012 and 36,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	2,701	3,600
Preferred stock, $0.0001 par value 50,000,000 shares authorized; 6% convertible preferred stock, 500,000 shares authorized; 648 and 638 shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Additional paid in capital	111,183	60,200
Accumulated deficit	(111,082)	(65,221)
Total stockholders’ deficit	2,802	(1,421)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,649	$301

The accompanying footnotes are an integral part of these unaudited condensed financial statements

DOYEN ELEMENTS, INC.

(formerly AdvantaMeds Solutions USA Fund I Inc.)

CONSENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2017 and 2016

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating expenses:
Professional fees	29,391	400	32,034	400
General and administrative expenses	4,400	9,918	10,932	9,930
Total operating expenses	33,791	10,318	42,966	10,330

Net loss	(33,791)	(10,318)	(42,966)	(10,330)

Preferred stock dividend	(980)	(30)	(2,895)	(30)

Net loss attributed to common stockholder	$(34,771)	$(10,348)	$(45,861)	$(10,360)

Weighted average common shares outstanding - basic and diluted	28,370,088	-	32,787,722	-

Net loss per common share - basic and diluted	$(0.00)	$-	$(0.00)	$-

The accompanying footnotes are an integral part of these unaudited condensed financial statements

DOYEN ELEMENTS, INC.

(formerly AdvantaMeds Solutions USA Fund I Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2017 and 2016

(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,966)	$(10,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Other current assets	(4,399)
Increase in due to officer	16,230	40
		-
Net cash used in operating activities	(31,135)	(10,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	49,084	-
Proceeds from sale of preferred stock	1,000	11,400
Net cash provided by financing activities	50,084	11,400

NET DECREASE IN CASH	18,949	1,110

CASH, BEGINNING OF PERIOD	301	-

CASH, END OF PERIOD	$19,250	$1,110

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited condensed financial statements

DOYEN ELEMENTS, INC.

(formerly AdvantaMeds Solutions USA Fund I Inc.)

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2017 and 2016

(unaudited)

Note 1 – Organization and Basis of Presentation

Organization and Line of Business

Doyen Elements, Inc., formerly AdvantaMeds Solutions USA Fund I Inc., (the “Company”) is a corporation organized on October 21, 2015 under the laws of Nevada. The Company plans to lease real estate properties and marijuana production equipment, and enter in joint ventures with established licensed marijuana companies where the Company will be an equity stockholder in each company. The Company has not yet commenced planned principal operations nor generated revenue as of December 31, 2016. The Company is dependent upon additional capital resources for the commencement of its planned principal operations and is subject to significant risks and uncertainties; including failing to secure additional funding to operationalize the Company’s planned operations.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

The Company has elected to adopt early application of Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; the Company does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

The Company adopted the calendar year as its basis of reporting.

Interim Financial Statements

The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017. The accompanying unaudited financial statements are presented in accordance with the requirements set forth by the Securities and Exchange Commission for interim reporting. Accordingly, they do not include all the disclosures normally required by US GAAP.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Fair Value of Financial Instruments

The Company discloses fair value information about financial instruments based upon certain market assumptions and pertinent information available to management.

DOYEN ELEMENTS, INC.

(formerly AdvantaMeds Solutions USA Fund I Inc.)

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2017 and 2016

(unaudited)

Revenue and Cost Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the services have been provided, and collectability is assured. No revenues have been earned or recognized as of December 31, 2016. Expenses are recognized as incurred.

Organizational Costs

In accordance with FASB ASC 720, organizational costs, including accounting fees, legal fees, and costs of incorporation, are expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during the nine months ended September 30, 2017 and 2016, except for the 648 shares of 6% Convertible Preferred Stock outstanding at September 30, 2017. Due to the net loss incurred during nine months ended September 30, 2017 and 2016 all instruments convertible into common stock would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss per share for the nine months ended September 30, 2017 and 2016.

Note 3 – Stockholders’ Equity

The Company authorized 150,000,000 shares of capital stock with consists of 100,000,000 shares of common stock, $0.0001 par value per share and 50,000,000 shares of preferred stock, $0.0001 par value per share.

Common Stock

The Company had the following transactions in its common stock:

●	in June 2017, 7,000,000 shares of common stock issued to a founder of the Company were canceled for no consideration due to the founder’s retirement from the Company;

DOYEN ELEMENTS, INC.

(formerly AdvantaMeds Solutions USA Fund I Inc.)

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2017 and 2016

(unaudited)

●	in September 2017, 10,000,000 shares of common stock issued to a another founder of the Company were canceled for no consideration; and

●	in September 2017, 7,012 shares of common stock were sold to investors for cash proceeds of $49,084.

6% Convertible Preferred Stock

During the nine months ended September 30, 2017, the Company sold 10 shares of its 6% Convertible Preferred Stock for proceeds of $1,000.

The Company has designated 500,000 shares of the preferred stock as 6% Convertible Preferred Stock. Dividends on the 6% Convertible Preferred Stock will be payable on a cumulative basis when, and if declared by the Board of Directors, or an authorized committee of the Board of Directors, at an annual rate of 6.00% on the stated value of $100.00, and a shareholder can sell the shares of 6% Convertible Preferred Stock back to the Company at any time after two (2) years for the full face value of the shares plus any accrued interest, though the Company has no obligation to purchase the shares.

All shares of 6% Convertible Preferred Stock must be converted to shares common stock, either in the second, third, fourth or fifth year under the following terms and conditions at the shareholder’s option:

Year 2: (Shareholder Conversion Option)

At any time during the second year of the investment, a shareholder may choose on the first business day of each month to convert each share of the 6% Convertible Preferred Stock into common stock at the market price of the common stock at the time of conversion/closing. The closing price will be the weighted average price of the common stock closing price over the previous 60 days. Fractional interests will be paid to the shareholder by the Company in cash.

Year 3: (Shareholder Conversion Option)

At any time during the third year of the investment, a shareholder may choose on the first business day of each month to convert each share of the 6% Convertible Preferred Stock into common stock at the market price minus 2.5% of the common stock at time of conversion/closing. The closing price will be the weighted average price of the common stock closing price over the previous 60 days. Fractional interests will be paid to the shareholder by the Company in cash.

Year 4: (Shareholder Conversion Option)

At any time during the fourth year of the investment, a shareholder may choose on the first business day of each month to convert each share of the 6% Convertible Preferred Stock into common stock at the market price minus 5% of the common stock at time of conversion/closing. The closing price will be the weighted average price of the common stock closing price over the previous 60 days. Fractional interests will be paid to the shareholder by the Company in cash.

Year 5: (Optional & Mandatory Conversion Option)

At any time during the fourth year of the investment, a shareholder may choose on the first business day of each month to convert each share of the 6% Convertible Preferred Stock into common stock at the market price minus 7.5% of the common stock at time of conversion/closing. The closing price will be the weighted average price of the common stock closing price over the previous 60 days. Fractional interests will be paid to the shareholder by the Company in cash.

DOYEN ELEMENTS, INC.

(formerly AdvantaMeds Solutions USA Fund I Inc.)

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2017 and 2016

(unaudited)

Note 4 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or profits since inception, and has sustained net losses of $42,966 and $63,539 for the nine months ended September 30, 2017 and for the year ended December 31, 2016, respectively. The Company’s ability to continue as a going concern for the next twelve (12) months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and its ability to obtain additional capital financing from investors. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise additional equity capital to the Company as necessary to fund expenditures until the Company’s planned principal operations can generate sufficient cash flows to sustain operations. No assurance can be made that these efforts will be successful and sustain the Company for a reasonable period of time.

Note 5 – Related Party Transactions

Certain expenses of the Company from inception were advanced by a related party company. As of September 30, 2017 and December 31, 2016, the Company owed Geoff Thompson, former CEO, $17,320 and $1,090, respectively, for expenses paid on its behalf, which are included in due to officer on the balance sheet.

Note 6 – Commitments and Contingencies

Equity Purchase Agreement

In April 2017, the Company entered into an Equity Purchase Agreement with several non-affiliated parties to acquire controlling interests (51% to 100%) of sixteen operating companies currently engaged in providing a wide variety of services to the legal medical-use and adult-use legal cannabis industry. The Equity Purchase Agreement was amended on July 25, 2017 to reflect the fact that up to 100% of all of these entities may be acquired. These acquisitions are scheduled to be completed on or before February 1, 2018. The total purchase of the sixteen entities will be approximately $16 million in cash and 9,000,000 shares of the Company’s common stock.

Note 7 – Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

DOYEN ELEMENTS, INC.

(formerly AdvantaMeds Solutions USA Fund I Inc.)

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2017 and 2016

(unaudited)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this accounting standard update on its financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Note 8 – Subsequent Event

Pursuant to ASC 855-10, the Company has evaluated all events or transactions that occurred from October 1, 2017 to November 14, 2017. The Company did not have any material recognizable subsequent events during this period except for the following:

•	the Company canceled 10,000,000 shares of common stock issued to founder of the Company were canceled for no consideration; and

•	the Company sold 17,217 shares of common stock to investors for proceeds of $120,519.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview and History

Doyen Elements, Inc., formerly AdvantaMeds Solutions USA Fund I, Inc. (the “Company”) is a corporation, organized on October 21, 2015 under the laws of the State of Nevada. We have conducted limited business operations since our inception, and have had no revenues to date. We intend to focus our business operations on providing a wide range of ancillary services to the legal medical-use legal cannabis industry, including property leasing and management, equipment leasing, management consulting, incubator services, technology solutions, and logistical support functions, both in the United States and internationally.

In April 2017, we entered into an “Equity Purchase Agreement” with several non-affiliated parties to acquire controlling interests (51% to 100%) of sixteen operating companies currently engaged in providing a wide variety of services to the legal medical-use and adult-use legal cannabis industry. The Equity Purchase Agreement was amended on July 25, 2017 to reflect the fact that up to 100% of all of these entities may be acquired. These acquisitions are scheduled to be completed on or before February 1, 2018. The total purchase of the sixteen entities will be approximately $16 million in cash and 9,000,000 shares of Common Stock of the Company.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended
	September 30,	September 30,	Dollar	Percentage
	2017	2016	Change	Change
Revenue	$-	$-	$-	-
Professional fees	29,391	400	28,991	7247.8%
General and administrative expenses	4,400	9,918	(5,518)	-55.6%
Net loss	$(33,791)	$(10,318)	$(23,473)	227.5%

We generated no revenue for the three months ended September 30, 2017 and 2016.

Professional fees for the three months ended September 30, 2017 were $29,391 an increase of $28,991 or 7,248% from $400 for the same period in 2016. The significant increase is due to accounting and legal fees associated with the Company’s filings with the Securities and Exchange Commission (“SEC”).

General and administrative expenses for the three months ended September 30, 2017 were $4,400 a decrease of $5,518 or 55.6% from $9,918 for the same period in 2016. The decrease was due to a decrease in consulting fees.

Comparison of Results of Operations for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended
	September 30,	September 30,	Dollar	Percentage
	2017	2016	Change	Change
Revenue	$-	$-	$-	0
Professional fees	32,034	400	31,634	7908.5%
General and administrative expenses	10,932	9,930	1,002	10.1%
Net loss	$(42,966)	$(10,330)	$(32,636)	315.9%

We generated no revenue for the nine months ended September 30, 2017 and 2016.

Professional fees for the nine months ended September 30, 2017 were $32,034 an increase of $31,634 or 7,908% from $400 for the same period in 2016. The significant increase is due to accounting and legal fees associated with the Company’s filings with the Securities and Exchange Commission (“SEC”).

General and administrative expenses for the nine months ended September 30, 2017 were $10,932 an increase of $1,002 or 10.1% from $9,930 for the same period in 2016. The increase was due to higher marketing expenses during the nine months ended September 30, 2017 as compared to the same period in 2016 offset by lower consulting fees decrease in consulting fees.

Liquidity and Capital Resources

As of September 30, 2017, we had $19,250 in cash.

At September 30, 2017, we had current assets of $23,649 and current liabilities of $20,847 resulting in a working capital of $2,802. We have experienced losses since our inception. This raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operating activities was $31,135 during the nine months ended September 30, 2017, compared to $10,290 in net cash used during the nine months ended September 30, 2016. The increase in cash used in operating activities is due to an increase in the net loss.

Cash flows provided by financing activities were $50,084 and $11,400 during the nine months ended September 30, 2017 and 2016, respectively. The increase in cash provided by financing activities is due to the sale of 7,012 shares of common stock during the nine months ended September 30, 2017 that generated proceeds of $49,084. During the nine months ended September 30, 2016 the Company sold preferred stock for an aggregate of $11,000.

To date, our operations have not generated any profits. We have funded our operating to date through the sales of our common stock and issuance of notes payable and convertible notes payable. Our ability to continue as a going concern is dependent upon use raising sufficient debt or equity capital to sustain operations until such time as we can generate a profit from our operations. We are currently working with investors to provide us with the necessary funding, but there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2017.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Revenue Recognition

The Company recognizes revenue in accordance with FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition, only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the services have been provided, and collectability is assured.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to Smaller Reporting Companies.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company is responsible for maintaining disclosure controls and procedures that are designed to ensure that financial information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the timeframes specified in the Securities and Exchange Commission’s rules and forms, consistent with Items 307 and 308 of Regulation S-K.

In addition, the disclosure controls and procedures must ensure that such financial information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

As of September 30, 2017, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

The Company continues to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, the Company evaluates and assesses its internal controls and procedures regarding its financial reporting, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board’s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting as necessary and on an on-going basis.

Changes in Internal Controls Over Financial Reporting

The Company has no reportable changes to its internal controls over financial reporting for the period covered by this report.

The Company will continually enhance and test its internal controls over financial reporting. Additionally, the Company’s management, under the control of its Chief Executive Officer and Chief Financial Officer, will increase its review of its disclosure controls and procedures on an ongoing basis. Finally, the Company plans to designate, in conjunction with its Chief Financial Officer, individuals responsible for identifying reportable developments and the process for resolving compliance issues related to them. The Company believes these actions will focus necessary attention and resources in its internal accounting functions.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Investing in the Company’s Securities is very risky. You should be able to bear a complete loss of your investment. In addition to the other information in this Offering Circular, the following Risk Factors should be considered carefully in evaluating the Company and its business before investing in the Shares offered hereby.

RISK FACTORS RELATED TO OUR COMPANY

Emerging Growth Company Status

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS ACT”). For as long as the Company is an emerging growth company, the Company may take advantage of specified exemptions from reporting and other regulatory requirements that are otherwise applicable generally to other public companies. These exemptions include:

●	An exemption from providing an auditor’s attestation report on management’s assessment of the effectiveness of the Company’s systems of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;

●	An exemption from compliance with any new requirements adopted by the Public Accounting Oversight Board (“PCAOB”), requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to prove additional information about the audit and the financial statements of the issuer;

●	An exemption from compliance with any other new auditing standards adopted by the PCAOB after April 5th, 2012, unless the United States Securities and Exchange Commission (“SEC”) determines otherwise; and

●	Reduced disclosure of executive compensation.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, the Company has chosen to “opt out” of such extended transition period and, as a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. The Company’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

The Company will cease to be an “emerging growth company” upon the earliest of (i) when the Company has 1.0 Billion or more in annual revenues, (ii) when the Company has at least 700 Million in market value of the Company’s Common Units held by non-affiliates, (iii) when the Company issues more than 1.0 Billion of non-convertible debt over a three-year period, or (iv) the last day of the fiscal year following the fifth anniversary of the Company’s Initial Public Offering.

If our offering is successful, we will be a public company subject to the reporting requirements of the Securities Exchange Act of 1934. It is extremely expensive being a public company. In the event we are unable to pay these costs, then our share prices could be depressed and the market for our common stock could be limited.

If our offering is successful, we will be required to comply with the reporting requirements of the Securities Exchange Act of 1934, including the obligation to timely file all Current, Quarterly, and Annual Reports, and to prepare and file quarterly (unaudited) and annual (audited) financial statements. We have engaged our current legal counsel and independent certifying the accountant to continue to provide these legal and audit services to our Company through our fiscal year ending December 31, 2017. The financial burden of being a public company, which will cost us between $75,000 and $125,000 per year in auditing fees and legal fees to comply with our reporting obligations under the Securities Exchange Act of 1934 and compliance with the Sarbanes-Oxley Act of 2002 will strain our finances and stretch our human resources to the extent that we may have to price our products higher than our non-publicly held competitors just to cover the costs of being a public company. Due to our limited funds, we may not be able to pay these costs of being a public company to the extent that we may not be able to file the reports required by the Securities Exchange Act of 1934, which could result in our stock being excluded from trading on the NYSE or Over-The-Counter Markets, and could result in only a limited market for our common stock.

If our primary business operations were to change in a manner that would require us to register under the Investment Company Act of 1940, we would have to comply with substantial regulation under that Act which could restrict the manner in which we operate our business and could materially and adversely affect our business operations and results.

Our business plan anticipates that we will acquire a number of currently operating companies, which will either be merged into our existing business operations or operated as subsidiaries of our Company. We will acquire and maintain voting control and direct control of all entities acquired, with an ownership range of at least 51%, to 100%, and as such we do not intend to register as an investment company under the Investment Company Act of 1940.

Because our auditors have issued a going concern opinion, there is substantial uncertainty that we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your investment.

We have a limited operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

We were incorporated on October 21, 2015 and we have had limited business operations to date.

We May Not be able to Effectively Manage our Growth, and any failure to do so may have an Adverse Effect on our Business and Operating Results.

We have a limited operating history, and we plan to grow our commercial real estate property portfolio and operations rapidly. Our future operating results depend on our ability to effectively manage our rapid growth, which is dependent, in part, upon our ability to:

●	Stabilize and manage a rapidly increasing number of properties and tenant relationships while maintaining a high level of tenant satisfaction and building and enhancing our brand;

●	Identify and supervise an increasing number of suitable third parties on which we rely to provide certain services to our properties;

●	Attract, integrate, and retain new management and operations personnel as our organization grows in size and complexity;

●	Continue to improve our operational and financial controls and reporting procedures and systems; and

●	Scale our technology and other infrastructure platforms to adequately service new properties.

We cannot assure you that we will be able to achieve these results or that we may otherwise be able to manage our growth effectively. Any failure to do so may have an adverse effect on our business and operating results.

We May Rely on Local, Third-party Providers for Services that May Become Limited or Unavailable and May Harm our Brand, Reputation, and Operation Results

We may rely on local, third-party vendors and service providers, including third-party construction professionals, leasing agents, and property management companies in situations when it is cost-effective to do so or our internal staff is unable to perform these functions. We do not have exclusive or long-term contractual relationships with any of these third-party providers, and we can provide no assurance that we will have uninterrupted or unlimited access to their services. Furthermore, selecting, managing, and supervising these third-party providers requires significant management resources and expertise. If we do not select, manage, and supervise appropriate third parties for these services, our brand and reputations and operating results may suffer. Moreover, we may not successfully detect and prevent fraud, incompetence or theft by our third- party providers, which could subject us to material liability or responsibility for damages, fines, and/or penalties associated with such fraud, incompetence, or theft. In addition, any removal or termination of third-party providers would require us to seek new vendors or providers, which would create delays and adversely affect our operations. If we do not select appropriate third-party providers or if the third party providers we do select fail to deliver quality services, our brand, and reputation, operation results, and cash flows from our properties may be adversely affected, including entities in which our affiliates and we have an interest.

Our Evaluation of Commercial Real Estate Properties Involves a Number of Assumptions that May Prove Inaccurate, which could Result in us Paying Too Much for Properties we acquire or overvaluing our Properties, Resulting in them Failing to Perform as we Expect

In determining whether a particular commercial real estate property meets our acquisition criteria, the Company makes a number of assumptions, including assumptions related to estimated time of possession and any estimated renovation costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing and tenant default rates. These assumptions may prove inaccurate. As a result, we may pay too much for commercial real estate properties we acquire or overvalue our commercial real estate properties, or our commercial real estate properties may fail to perform as we expect. Adjustments to the assumptions we make in evaluating potential purchases may result in few commercial real estate properties qualifying under our investment criteria, including assumptions related to our ability to lease commercial real estate properties we have purchased. Reductions in the supply of commercial real estate properties that meet our investment criteria may adversely affect our ability to implement our investment strategy and operating results.

Furthermore, the commercial real estate properties that we acquire may vary materially in terms of time to possession, renovation, quality and type of construction, location, and hazards. Our success depends on our ability to acquire commercial real estate properties that can be quickly possessed, renovated, repaired, upgraded, and rented with minimal expense and maintained in rentable condition. Our ability to identify and acquire such commercial real estate properties is fundamental to our success. In addition, the recent market and regulatory environments relating to commercial real estate properties have been changing rapidly, making future trends difficult to forecast.

Dependence on Management

In the early stages of development, the Company’s business will be significantly dependent on the Company’s management team. The Company’s success will be particularly dependent upon the services of: Mr. Geoffrey J. Thompson, the Company’s Chief Executive Officer and Chief Financial Officer; and Ms. Cynthia Boerum, the Company’s Chief Operating Officer.

Risks of Borrowing

Although the Company does not intend to incur any additional debt other than the investment commitments provided in this offering, should the company secure bank debt in the future, possible risks could arise. If the Company incurs additional indebtedness, a portion of the Company’s cash flow will have to be dedicated to the payment of principal and interest on such new indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair the Company’s operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of members of the Company. A judgment creditor would have the right to foreclose on any of the Company’s assets resulting in a material adverse effect on the Company’s business, operating results or financial condition.

Unanticipated Obstacles to Execution of the Business Plan

The Company’s business plans may change significantly. Many of the Company’s potential business endeavors are capital intensive and may be subject to statutory or regulatory requirements. Management believes that the Company’s chosen activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of the Company’s principals and advisors. Management reserves the right to make significant modifications to the Company’s stated strategies depending on future events.

Management Discretion as to Use of Proceeds

The net proceeds from this Offering will be used for the purposes described under “Use of Proceeds.” The Company reserves the right to use the funds obtained from this Offering for other similar purposes not presently contemplated which it deems to be in the best interests of the Company and its Investors in order to address changed circumstances or opportunities. As a result of the foregoing, the success of the Company will be substantially dependent upon the discretion and judgment of Management with respect to application and allocation of the net proceeds of this Offering. Investors for the Shares of Common Stock offered hereby will be entrusting their funds to the Company’s Management, upon whose judgment and discretion the investors must depend.

RISKS RELATED TO OUR INDUSTRY

Legal Cannabis Industry Risks

Legal cannabis industry investments are subject to varying degrees of risk. The yields available from equity investments in legal cannabis industry companies depends on the amount of income earned and capital appreciation generated by the company as well as the expenses incurred in connection therewith. If any of the Company’s products or assets does not generate income sufficient to meet operation expenses, the Company’s Common Stock value could adversely be affected. Income from, and the value of, the Company’s products and assets may be adversely affected by the general economic climate, the legal cannabis market conditions such as oversupply of related products or a reduction in demand for legal cannabis products in the areas in which the Company’s products and assets are located, competition from other legal cannabis companies, and the Company’s ability to provide adequate legal cannabis products and superior customer service. Revenues from the Company’s legal cannabis products and assets are also affected by such factors such as the costs of product production and the local market conditions.

Because legal cannabis industry investments are relatively illiquid, the Company’s ability to vary its asset portfolio promptly in response to economic or other conditions is limited. The relative illiquidity of its holdings could impede the Company’s ability to respond to adverse changes in performance of its products and assets. No assurance can be given that the fair market value of the products produced or assets acquired by, or produced by, the Company will not decrease in the future. Investors have no right to withdrawal their equity commitment or require the Company to repurchase their respective Common Stock interests and transferability of the Shares of Common Stock is limited. Accordingly, investors should be prepared to hold their investment interest until the Company is dissolved and its assets are liquidated.

The Company Faces Extensive Government Regulation

The Company plans to lease real estate properties and legal cannabis production equipment, and enter into Joint Ventures with the established license legal cannabis companies. The manufacturing, processing, formulating, packaging, labeling, advertising, and selling of legal cannabis related products are subject to regulation by one or more Federal Agencies, including the United States Food and Drug Administration, the Federal Trade Commission, and the Consumer Product Safety Commission. These joint venture company activities may also be regulated by various State and Local Government Agencies in the States in which these companies intend to sell their legal cannabis products and in which these companies’ products may be produced and / or distributed. Although the Company believes that its lease and joint venture company targets are in compliance with all existing regulations, the joint venture company will be subject to risk that, in one of more of its present joint venture company targets, or a future joint venture company, its products or marketing systems could be found not to be in compliance with applicable laws and regulations.

In addition, the Company is unable to predict whether its joint venture companies will be able to comply with any new legislation or regulations, or amendments to legislation and regulations that may be enacted in the future. New laws or regulations could require the reformation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Failure by any of the joint venture companies to comply timely with all laws and regulations applicable to its products could have material adverse effect on the joint venture company’s business, operations, and financial condition.

Changes in Federal Policy With Regards To State-Legal Medical Cannabis May Have A Negative Impact On Our Business Operations

Our business operations, as well as properties that we may acquire, are subject to many federal, state, and local government laws and regulations, including land use, zoning, environmental regulations, operational licenses, and employment regulations. With our emphasis on the legal cannabis industry we, or our clients and customers, will also be subject to significant government regulations concerning the growing, processing, marketing, and dispensing of legal cannabis products.

Some of the properties that we plan to acquire will be used primarily for the cultivation and production of medical-use legal cannabis and will be subject to the laws, ordinances and regulations of the federal, state, and local governments involving land use, water rights, treatment methods, environmental disturbance, and eminent domain. In certain jurisdictions, land used for agricultural purposes are also subject to regulations governing the protection of endangered species and the protection of wetlands. Because certain of the properties that we will own will be used for growing legal cannabis, some jurisdictions have additional regulations regarding security and waste materials disposal.

At the present time, under federal law legal cannabis is classified by the Controlled Substances Act (CSA) as a Schedule I controlled substance. Even in those jurisdictions in which the growing, dispensing, or sale of legal cannabis products has been legalized at the state and/or local level, the possession, use, transfer, and cultivation of legal cannabis remains a violation of federal law. At present, it is the policy of the federal government, as stated by the prior Obama Administration, that it is not an efficient use of federal resources to direct federal law enforcement to prosecute those lawfully abiding by state laws permitting the use and distribution of medical-use legal cannabis (the so-called “Cole Memo”). However, absent any statutory changes to the CSA, federal law still criminalizes the possession, use, cultivation or transfer of legal cannabis and pre-empts any state laws to the contrary. If federal law enforcement policy with respect to state-legalized legal cannabis should change, although we are not directly involved in the cultivation or dispensing of medical-use legal cannabis, such enforcement would seriously impact the business operations of our clients and customers, and thereby seriously impact our ability to execute our Company’s business plan. Under such circumstances, we would likely suffer significant losses with respect to our investment in medical-use legal cannabis facilities, including possible seizure and forfeiture of such assets.

RISKS RELATED TO THIS OFFERING

Purchasers in this offering will experience immediate and substantial dilution in the book value of their investment.

The initial public offering price of our common stock is substantially higher than the net tangible book value per share of our outstanding common stock immediately after this offering. Therefore, if you purchase our common stock in this offering, and the maximum of 7 million shares are sold, you will incur immediate dilution of $5.75 in net tangible book value per share from the price you paid. In addition, following this offering, purchasers in this offering will have contributed 99.8% of the total consideration paid by our stockholders to purchase shares of common stock, in exchange for acquiring approximately 19.4% of our total outstanding shares as of June 30, 2017 after giving effect to the maximum sale of 7,000,000 Shares in this Offering.

The Offering will be Conducted on a Best Efforts Basis, there can be No Assurance that the Company can Raise the Capital it Needs

The Common Stock shares are being offered by the Company on a “Best Efforts” basis with no minimum and without the benefit of a Placement Agent. The Company can provide no assurance that this Offering will be completely sold out. If less than the maximum proceeds are available, the Company’s business plans and prospects for the current fiscal year could be adversely affected.

Given that there is no minimum offering amount, and that the Company needs at least $1,000,000 to continue operations for the next twelve months, investors bear the complete risk of losing their entire investment if the Company is unable to raise enough proceeds from this Offering to continue operations. If the Company is not able to raise a significant portion of $49,000,000 from the Common Stock Offering, the Company may have to limit or eliminate important expenditures, such as the purchase of certain materials and supplies, and the hiring of essential labor, lease space costs, and marking activities, any and all of which may hinder the Company’s ability to generate significant revenues and cause a delay in the implementation of the Company’s business plan. Moreover, the less money that the Company is able to raise through this Offering, the more risk that Investors may lose their entire investment.

Return of Profits

The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings, if any, to finance the expansion of the Company’s operations and holdings. As a result, the Company does not anticipate paying any cash dividends to its Common Stock Holders for the foreseeable future.

The Company May Not be Able to Satisfy Listing Requirements of the NYSE-MKT Exchange or the OTCQX Market, or be able to Maintain a Listing of the Company’s Common Stock on the New York Stock Exchange or the OTCQX Market.

The Company intends to file an application to have its Common Stock listed for public trading on both the NYSE-MKT Exchange and the OTCQX Over-the-Counter Market. If the Company’s Common Stock is accepted for listing on either or both of the NYSE-MKT Exchange and the OTCQX Market, of which there can be no assurance, the Company will be required to maintain certain financial and liquidity standards to maintain such listing. There can be no assurance that the Company will be able to maintain such listing. A de-listing of the Company’s Common Stock from the NYSE-MKT Exchange or Over-the-Counter Market may materially impair the ability of the Company’s Common Stockholders ability to buy and sell the Company’s Common Stock, and could have an adverse effect on the market price of the Company’s Common Stock as well as impair the Company’s ability to raise additional capital.

If the Company’s Shares of Common Stock Become Subject to the Penny Stock Rules, It Would Become More Difficult to Trade the Company’s Common Stock

The United States Securities and Exchange Commission has adopted rules that regulated broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price per share of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If the Company does not obtain or retain a listing on the New York Stock Exchange, and if the price of the Company’s Common Stock is less than $5.00 per share, the Company’s Common Stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before effecting a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that, before effecting any such transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgement of the receipt of a risk disclosure statement; (ii) a written agreement to transaction involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for the Company’s Common Stock, and therefore stockholders may have difficulty selling their shares.

FINRA Sales Practice Requirements May Limit a Stockholder’s Ability to Buy and Sell the Company’s Stock

In addition to the “Penny Stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable ground for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker- dealers to recommend that their customers buy the Common Stock, which may have the effect of reducing the level of trading activity in the Company’s Common Stock. As a result, fewer broker-dealers may be willing to make a market in the Company’s Common Stock, reducing a stockholder’s ability to resell their shares of Common Stock.

Raising Additional Capital by Issuing Securities May Cause Dilution to the Company’s Shareholders

The Company may need to, or desire to, raise substantial additional capital in the future. The Company’s future capital requirements will depend on many factors, including, among others:

●	The Company’s degree of success in capturing a larger portion of the Recreational Legal cannabis market;

●	The costs of establishing or acquiring sales, marketing, and distribution capabilities for the Company’s services;

●	The extent to which the Company acquires or invests in businesses, products, or technologies, and other strategic relationships; and

●	The costs of financing unanticipated working capital requirements and responding to competitive pressures.

If the Company raises additional funds by issuing equity or convertible debt securities, the Company will reduce the percentage of ownership of the then-existing shareholders, and the holders of those newly-issued equity or convertible debt securities may have rights, preferences, or privileges senior to those possessed by the Company’s then-existing shareholders. Additionally, future sales of a substantial number of shares of the Company’s Common Stock, or other equity-related securities in the public market could depress the market price of the Company’s Common Stock and impair the Company’s ability to raise capital through the sale of additional equity or equity-linked securities. The Company cannot predict the effect that future sales of the Company’s Common Stock, or other equity-related securities would have on the market price of the Company’s Common Stock.

If Equity Research Analysts Do Not Publish Research Reports about the Company, of if the Research Analysts Issue Unfavorable Commentary or Downgrade the Company’s Common Stock Shares, the Price of the Company’s Common Stock Shares Could Decline

The trading market for the Company’s Common Stock Shares will rely in part on the research and reports that equity research analysts publish about the Company, and the Company’s business. The Company does not have control over research analysts, and the Company does not have commitments from research analysts to write research reports about the Company. The price of the Company’s Common Stock Shares could decline if one or more equity research analysts downgrades the Company’s Common Stock Shares, issues an unfavorable commentary, or ceases publishing reports about the Company.

If the Company is Unable to Implement and Maintain Effective Internal Control Over Financial Reporting in the Future, Investors May Lose Confidence in the Accuracy and Completeness of the Company’s Financial Reports and the Market Price of the Company’s Common Stock May Decline

As a public company, the Company will be required to maintain internal control over financial reporting and to report any material weakness in such internal control. Further, the Company will be required to report any changes in internal controls on a quarterly basis. In addition, the Company would be required to furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. The Company will design, implement, and test the internal control over financial reporting required to comply with these obligations. If the Company identifies material weakness in these internal controls over financial reporting, if the Company is unable to comply with the requirements of Section 404 in a timely manner or assert that the Company’s internal control over financial reporting is effective, or if the Company’s independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of the Company’s financial reports and the market price of the Company’s Common Stock could be negatively affected. The Company also could become subject to investigations by the Stock Exchange on which the securities are listed, the United States Securities and Exchange Commissions, or other regulatory authorities, which could require additional financial management resources.

As an Emerging Growth Company, the Company’s Auditor is Not Required to Attest to the Effectiveness of the Company’s Internal Controls

The Company’s Independent Registered Public Accounting Firm is not required to attest to the effectiveness of the Company’s internal control over financial reporting while the Company is an emerging growth company. This means that the effectiveness of the Company’s financial operation may differ from the Company’s “peer companies” in that they may be required to obtain independent registered public accounting firm attestations as to the effectiveness of their internal controls over financial reporting and the Company does not. While the Company’s management will be required to attest to internal control over financial reporting and the Company will be required to detail changes in its controls on a quarterly basis, the Company cannot provide assurance that the Independent Registered Public Accounting Firm’s review process in assessing the effectiveness of the Company’s internal controls over financial reporting, if obtained, would not find one or more material weaknesses or significant deficiencies. Further, once the Company ceases to be an emerging growth company, the Company will be subject to independent registered public accounting firm attestation regarding the effectiveness of the Company’s internal controls over financial reporting. Even if management finds such controls to be effective, the Company’s Independent Registered Public Accounting Firm may decline to attest to the effectiveness of such internal controls and issue a qualified report.

Future Sales of the Company’s Shares Could Reduce the Market Price of the Company’s Common Stock Shares

The price of the Company’s Common Stock could decline if there are substantial sales of the Company’s Common Stock, particularly by the Company’s Directors or its Executive Officer(s), or when there is a large number of Shares of the Company’s Common Stock available for sale. The perception in the public market that the Company’s Stockholders might sell the Company Shares could also depress the market price of the Company’s Shares. If this occurs, or continues to occur, it could impair the Company’s ability to raise additional capital through the sale of securities should the Company desire to do so

No Public Market for Our Shares Presently Exist

Prior to this Offering, there has been no public market for our shares of Common Stock or Preferred Stock. Although we intend to apply to list our Common Stock on the NYSE-MKT Exchange as well as the OTCQX Market, we cannot predict that our Common Stock will be accepted for listing on the NYSE-MKT Exchange or any other National Exchange or Alternative Trading System such as OTC Markets. Even if we obtain a listing for our Common Stock, there can be no assurance as to the extent that a public market for our shares will develop or how liquid that market might become. The lack of a public market for our Common Stock, or a lack of liquidity in any public market for our Common Stock, may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active public market for our shares may also reduce the market price of your shares. In addition, broad market and industry factors may decrease the market price of our shares, regardless of our Company’s actual operating performance. At the present time, the Company does not plan to list our shares of Preferred Stock on any Exchange or Alternative Trading System, and does not anticipate that a public market for trading of these shar

ITEM 2.	SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the Quarter ended September 30, 2017, the Company issued 7,012 shares of Common Stock pursuant to an Offering Circular which was Qualified by the U.S. Securities and Exchange Commission on September 1, 2017.

A copy of the Amended Employment Agreement is annexed to the above referenced 8K as Exhibit 99.4.

Item 9.01 EXHIBITS.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	OTHER INFORMATION

CHANGES IN CONTROL OF REGISTRANT

4.01       On November 3, 2017, Geoffrey Thompson resigned as an Officer and Director of the Registrant, and pursuant to the Retirement Agreement entered into between the Registrant and Mr. Thompson, a total of 16,000,000 shares of Common Stock of the Registrant previously issued to Mr. Thompson were returned to the Registrant and cancelled. As a result of this transaction, Mr. Thompson or his nominees now own or control 2,000,000 shares of Common Stock, representing 11.7% of the 17,024,229 shares of Common Stock now issued and outstanding. A copy of Mr. Thompson’s Resignation is annexed to The November 7, 2017 8K as Exhibit 17.1, and a copy of the Retirement Agreement is annexed thereto as Exhibit 99.1.

4.02       On November 6, 2017, the Registrant entered into an Amended Employment Agreement with Cynthia Boerum, pursuant to which Ms. Boerum was issued 2,000,000 shares of Common Stock of the Registrant. As a result of this transaction, Ms. Boerum presently owns or controls 11,000,000 shares of Common Stock of the Registrant, representing 64.6% of the shares of Common Stock now issued and outstanding.

4.03       On November 5, 2017, the Board of Directors appointed Cynthia Boerum as President and Chief Executive Officer of the Registrant, and Directors of the Registrant to serve until the next Annual Meeting of Shareholders. These are incorporated by reference to the 8K Filed on Nov 7, 2017.

EXHIBITS:

ITEM 5. EXHIBITS

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2017	DOYEN ELEMENTS, INC.

	By:	/S/CynthiaBoerum
Cynthia Boerum
President & Chief Executive Officer
Chief Financial Officer
(Principal Executive Officer)

	By:	/S/ Jeff Hranika
Jeff Hranika
Chief Operating Officer

