Form 10-K
period 2017-12-31
DOYEN ELEMENTS, INC.
filed 2018-05-04
CIK 1657737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

[  ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

DOYEN ELEMENTS, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	000-55836	47-5326352
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

1880 Office Club Pointe, Suite 1240

Colorado Springs, CO 80920

Issuer’s telephone number, including area code: (855) 369-3687

Not applicable.

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 9, 2018 there were 17,077,462 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “Commission”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A, “Risk Factors” of this annual report on Form 10-K.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. BUSINESS

OVERVIEW

Doyen Elements, Inc. (the “Company”) was organized pursuant to the laws of the State of Nevada in October 21, 2015 as AdvantaMeds Solutions USA Fund I, Inc., and in May 16, 2017 the Company changed its name to Doyen Elements, Inc. The Company was organized for the purposes of providing consulting, incubator services, and accelerator services to companies operating internationally. We intend to focus our business operations on providing a wide range of ancillary services to the legal Industrial Hemp industry, including property leasing and management, equipment leasing, management consulting, genetic research, technology solutions, and logistical support functions, both in the United States and internationally, as well as to acquire existing companies which are currently engaged in providing various ancillary services to this industry. Our short term goal is to convert some of our current inventory into Hemp extract sales and the remainder will be utilized for research and development. We are a development-stage and emerging-growth Company and have conducted minimal business operations since our inception.

Doyen Elements, Inc. is driven far beyond the bottom-line, it’s the goal to provide products of the highest quality while contributing to the sustainability of the communities with the privilege of serving. Doyen’s management does not import mystery plants or buy seeds from unreliable sources. The Company is founded on the principal of organically grown hemp that shows promise for so many. Doyen’s own proprietary seed bank allows oversights on every plant, on every farm, from seed to harvest and beyond. Doyen Elements, Inc.’s plants have been developed to have a superior phytochemical profile known anywhere in the hemp industry with the purpose of creating healthy supplements and environments.

PRODUCTS AND SERVICES

We have organized our Company to provide a wide range of ancillary services to Industrial Hemp businesses, including real estate services, management consulting, genetic research, regulatory and compliance services, industrial equipment leasing, and working capital. We intend to be a “one- stop shop” for the legal Industrial Hemp industry. We expect that operators in this industry will be able to simplify their business operations, become more efficient, and maximize their profit potential by using our Company’s variety of ancillary products and services to replace duties that had previously been performed either in-house or by a multitude of outside contractors. We plan to help our clients not only save money, but also to save time and man-power that could be more efficiently used towards improving their business operations and product offerings and increasing their market share.

We believe that providing ancillary products and services to the licensed legal Industrial Hemp Industry puts us in the best position to tap the national and international market, because we will not be bound by the licensing and regulatory requirements which binds growers and dispensers to a single state or geographic area. Our goal, and our opportunity, is to provide our products and services to clients in every state in which Hemp products are legal.

Products and services will include:

Genetics

Doyen Elements, Inc.’s research lab will catalyze and restore regenerative hemp-based agriculture, food, fuel, and fiber economies for the health, safety and welfare of the planet. The research lab has developed cannabinoid hemp for extract sales, and has applied genetics and select breeding. Doyen’s scientific team harvested 40,000 hemp plants of over 40 cultivars, captured over 10,000 images of genetic variations, phylogenetic systematics, field preparation, soil amendments, permaculture, irrigation design, data compilation and storage. Additionally, Doyen’s “Hempcrete” products will be produced by utilizing hemp hurd and fiber from the rest of the plant. “Hempcrete” is mold/mildew resistant and insect/pest resistant. The product’s vapor permeability enables breathability that regulates temperature and humidity (carbon negative material) which creates a best natural insulator, and provides flame proofing (tested to 1800°F). The Company employs operators, having multiple years of experience, creating, sourcing, and using “Hempcrete” in various architectural structures.

Real Estate Services:

We intend to acquire real estate and assets facilities which we can develop or retro-fit for lease to licensed legal hemp growers and distributors. According to available industry information, there is a significant demand for such facilities which is not currently being met by the commercial real estate industry. In addition, the supply of legal hemp friendly facilities and agricultural real estate is rapidly increasing in value in key markets such as California. Through our pending acquisitions, we will be able to enter this market as a developer and lessor, as well as have the capabilities for construction management and facilities management.

Consulting and Management Services:

Through our pending acquisitions, we have acquired 4 scientists, each of whom has between 10 to 25 years of operational experience in the legal industrial hemp industry. We intend to offer both established industry participants as well as start-up operators a wide variety of management and operational services, including licensing, compliance, growth structure, facility build-out and expansion, security, transportation and logistics, and legal services.

Starting a grow site is typically extremely complex, with varying rules, regulations, and legal risks involved. Because of the experience of our management and employees, we believe that our Company can provide valuable assistance and guidance to entrepreneurs and companies who wish to get involved in this fledgling industry.

Our Corporate History

We were incorporated on October 21, 2015 in Nevada under the name Advantameds Solutions USA Fund I and engaged in the investigation and acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. We changed our name to Doyen Elements Inc. on May 16, 2017.

Acquisition of 7GENx LLC

Doyen Elements, Inc., on December 14, 2017, entered into an equity purchase agreement to acquire 7GENx LLC, a Boulder, Colorado based Hemp genetics research and Development Company for $4,200,000 pursuant to a promissory note due May 21, 2019.

7GENx LLC focuses on creating proprietary hemp cultivators to meet the current and emerging market demands for use in breeding for agricultural, industrial and medical purposes. Its team of scientists collect data and analysis the chemical, genetic and phenotypic profiles of hemp, allowing the company to create proprietary varieties of hemp that are targeted for specific uses for current or emerging markets. Additionally, 7GENx intends to restore regenerative hemp-based agriculture, food, fuel and fiber economies for the health, safety and welfare of the planet by providing small select farms in Colorado (and other states with state approved hemp programs) with hemp cultivation and harvesting techniques, elevated organic methods and practices, and proprietary rich hemp oil extract varieties that meet state hemp program standards.

Termination of Planned Acquisition of Colorado Companies Owned By Cassaundra McGinnis, Natalie Romolt, Angela Morton, Jeremy Pollock and Kyle Wendland

On January 26, 2018: Termination of Contract Based on recent developments within Doyen Elements Inc. and the Cannabis industry, we have determined that in order to maximize shareholder value we are going to more narrowly focus our efforts in the specific areas of hemp related products. Therefore, we will not be moving forward with the acquisition of the companies owned by Cassaundra McGinnis, Natalie Romolt, Angela Morton, Jeremy Pollock and Kyle Wendland; in various businesses related to the cannabis industry, pursuant to an agreement dated April 20, 2017.

Those companies operate within the overall cannabis space but outside our updated / more focused strategy. We are continuing to review other partners or acquisitions consistent with our objectives.

SALES AND MARKETING

Doyen Element, Inc.’s management is currently targeting hemp companies and certified organic real estate property, strategically positioning the Company across the globe. While Doyen Elements, Inc. intends to revolutionize the hemp industry through plant breeding and genetics, the expansion of its research labs and genetic scientists will enable trading on a global level through the distribution of popular hemp cultivars. The Company’s specialty CBD oils along with branded hemp retail products and “Hempcrete” construction goods, empowers a marketplace with unlimited solutions.

MARKETING TACTICS

We intend to utilize the following marketing channels and tactics to position ourselves appropriately to prospective industrial hemp business clients and customers. We believe that these strategies will ensure that our Company is able to generate a steady stream of new clients that will end up becoming ongoing recurring customers on a long-term basis.

Online Initiatives

●	The Doyen Elements website, www.doyenelementsus.com, will be the Company’s primary online marketing tool, and will be designed to serve as a powerful sales and promotional channel to reach our targeted industrial hemp businesses. The website will provide potential clients with key information that will enable them to make a positive decision and convert them into clients. The website will include:

● An introductory video that grab the attention of prospective clients through explaining Doyen’s service offerings and value proposition.

● A modern logo and typeface that makes the website easy—to—read while establishing the Company’s brand identity.

● An “About Us” section that will provide an overview of the Company’s history, background, and team Live Chat / Contact Form

Through these initiatives, Doyen Elements will create a personal and memorable experience for the potential client, increasing the chance of lead conversion and thereby generating potential revenues for the Company.

Search Engine Optimization (SEO)

The Company will utilize resources towards implementing an aggressive SEO strategy. Doyen will work to optimize the search engine rankings for all of its niche businesses. The Company will also focus on accumulating inbound links, listing on directories, instituting a blog, and establishing a social media presence with the goal of achieving a higher organic Google, Bing, and Yahoo search ranking for terms related to each of its different niche businesses. The organic ranking earned by Doyen’s subsidiary websites will bring authority to the Company as a leading and established industrial hemp platform and business. The Company will be very strategic in the search engine keywords it optimizes for and will specifically focus on keywords that have low ranking difficulty and have high purchase intent.

Pay-Per-Click Campaign

Doyen will pursue a pay-per-click (PPC) advertising campaign in which the Company can pay additional funds for visible ads on search engines like Google and Bing. These campaigns target high search volume terms relevant to the business in order to drive traffic to the website. Doyen must analyze and opt for keywords that are the most cost effective in terms of driving traffic to the website, enhancing the Company’s visibility on the market.

In order to do so, Doyen will establish a Google AdWords account in order to create targeted advertisements that will appear on the first page of a Google search. The Company can specifically create ad copy based on its targeted keywords, establish the geographical radius in which the ad will appear, and allocate a certain budget towards that ad. When potential consumers search for a phrase related to industrial hemp ancillary services, the ad appears near the top of the Google search page. When customers click on the ad, a certain dollar amount will be removed from the Company’s allocated budget; this dollar amount will be higher depending on the popularity of the search term.

Behavioral Retargeting

In addition to allocating a marketing budget to search and display banner ads, Doyen will also aim to convert prospective clients that have already visited one of its websites. A visit to one of Doyen’s websites typically indicates a specific interest in the Company’s service offerings. The Company will use its re-targeting algorithms to shift this initial interest into multiple up-sells, cross- sells, and conversions.

Whereas other sites are constantly marketing to completely new customers, Doyen has already established a profile on the customer from previous visits or visits to their other web properties to target the marketing to them based upon past activity or purchases. The Company’s network of different properties will allow Doyen to generate significantly more revenue from each customer as compared to its competitors.

Doyen will also use behavioral retargeting on external websites. Retargeting marks online users who visited any of its subsidiary websites with a pixel, and then serves banner ads on other websites visited by those same users. The cost of behavioral retargeting is typically a fraction of traditional banner advertising. Assuming a conservative $5 CPM, Doyen will show up to 10 impressions per retargeted user, therefore spending $0.05 in the attempt to bring back a user with an existing digital profile back to one of its properties.

E-mail Direct Marketing

Doyen Elements will hire a third-party company to gather email addresses for industrial hemp businesses across the country. Once it has created a substantial email list, the Company will send email blasts to these prospective clients on a continuous basis to direct them to the company website. Doyen Elements will also install a tracking code on all of its emails, similar to its retargeting strategy, which will automatically drop an anonymous cookie in the visitors’ browser and create lists of people who have visited the Doyen Elements website. The Company can then, again, utilize channels such as AdRoll and Bannersnack to identify previous visitors and display retargeting ads on the web. Determine the Market and Content: Emails will include various types of content that will attract and inform old and new clients; emails will be targeted and designed for specific markets. Email topics include:

●	Informative Emails: These emails will include helpful tips and information. For example, one email may inform clients what services are offered and, on average, how much it may cost. These emails will spread goodwill to customers and enhance the Company’s brand.

●	Value Proposition: These emails will inform clients on what makes Doyen Elements better than other competitors. The Company can highlight its experience, commitment to helping industrial hemp businesses grow their businesses, and overall positive ratings across online databases.

●	Promotional Material: These emails will include discounts and promotions that can be applied towards the Company’s services.

Then, determine Sending Frequency and Goals: After determining the type of content for the market or campaign, the Company will determine the sending frequency and goals of the email campaign. By setting measurable goals such as amount of leads generated, the Company can track the progress and success of the campaign over time.

Finally, create Schedule: Doyen Elements will create a schedule for creating and sending out emails. Emails will be sent on a weekly or biweekly basis, according to this schedule. In addition, the Company will increase volume of email blasts depending on seasonality and market conditions. The Company can create email campaigns on platforms such as Mailchimp and Autopilot.

Doyen will establish a multi-faceted referral system to acquire active partners and economic alignment with a variety of referral relationships.

●	Through banner advertisements on third party websites: Doyen and its subsidiary companies will publish banner advertisements on referrals’ websites that will direct viewers straight to one of the subsidiary companies.

●	High traffic, high following websites: The Company will utilize high traffic websites that have a strong following to publicize Doyen’s service offerings.

●	Channel partners: Channel partners can either be specialized or general websites focused on the different sectors of the industrial hemp market. Doyen will become affiliated with these channel partners and will offer them a bonus when they recommend or drive a sale to a Doyen subsidiary.

Referral and Advertising Partners

We will establish will establish a multi-faceted referral system to acquire active partners and economic alignment with a variety of referral relationships.

●	Through banner advertisements on third party websites: Doyen and its subsidiary companies will publish banner advertisements on referrals’ websites that will direct viewers straight to one of the subsidiary companies.

●	High traffic, high following websites: The Company will utilize high traffic websites that have a strong following to publicize Doyen’s service offerings.

●	Channel partners: Channel partners can either be specialized or general websites focused on the different sectors of the industrial hemp market. Doyen will become affiliated with these channel partners and will offer them a bonus when they recommend or drive a sale to a Doyen subsidiary.

Offline Initiatives

Events and Trade Shows

The Company will attend major industry event, expos, and conferences across the United States as it increases market penetration. The attendance of Doyen at well-known events will help to grow the Company brand, develop potential strategic partners with professionals in the industry, and generate additional leads for the business.

Examples of Business-to-Business Events:

●	NCIA (Oakland)
●	West Tech Summit (San Francisco)
●	Las Vegas Annual Cannabis Conference
●	Big Show Industry (LA)
●	High Times Business Summit (LA)

Print Advertising

Print advertising will also be an effective marketing campaign for the Company. This includes new feature, discount and product announcements in local newspapers and publications, which will drive traffic to the Company.

Public Relations

We will focus on securing editorial coverage with various media outlets targeting the industrial hemp business market. The team will reach out to relevant publication editors, high-traffic websites, and blogs in order to create a “buzz” about Doyen’s ancillary services and overall value.

The Company will rely heavily on an innovative public relations strategy, building strong relationships with magazine editors that focus on industrial hemp operators. The PR firm’s main responsibility consists of ongoing media outreach with top tier media sources in the industry as well as prominent online sites and bloggers. Public Relations efforts will also include quarterly creative programming ideas and pitches that will keep the Company in the media spotlight and provide the media with an ever-changing story angle, increasing the Company’s opportunity for consistent media coverage.

COMPETITION

We face significant competition in providing management consulting, business incubation services, and equipment, products, and technology to companies in the legal industrial hemp industry that we are targeting. Many of these competitors have significant experience in this industry, have been in operation for a greater period, and possess significantly greater resources than our Company. These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for legal industrial hemp friendly properties. In particular, larger companies may enjoy significant economies of scale and therefore be in a competitive advantage in pricing products and services.

Many of our potential competitors are already publicly traded corporations, including companies engaged in real estate acquisition, financial services, agricultural supplies, and legal industrial hemp growers and marketers.

ITEM 1A. RISK FACTORS

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

We are a public company subject to the reporting requirements of the Securities Exchange Act of 1934. It is extremely expensive being a public company. In the event that a public market for our shares develops, and we are unable to pay these costs, then our share prices could be depressed and the market for our common stock could be limited.

Our Offering Circular under Regulation A was declared Qualified by the Securities and Exchange Commission on September 1, 2017 and we have been selling shares of our Common Stock pursuant to that Offering since the Qualification Date. Accordingly, we are required to comply with the reporting requirements of the Securities Exchange Act of 1934, including the obligation to timely file all Current, Quarterly, and Annual Reports, and to prepare and file quarterly (unaudited) and annual (audited) financial statements. We have engaged our current legal counsel and independent certifying the accountant to continue to provide these legal and audit services to our Company through our fiscal year ending December 31, 2017. The financial burden of being a public company, which will cost us between $75,000 and $125,000 per year in auditing fees and legal fees to comply with our reporting obligations under the Securities Exchange Act of 1934 and compliance with the Sarbanes-Oxley Act of 2002 will strain our finances and stretch our human resources to the extent that we may have to price our products higher than our non-publicly held competitors just to cover the costs of being a public company. Due to our limited funds, we may not be able to pay these costs of being a public company to the extent that we may not be able to file the reports required by the Securities Exchange Act of 1934, which could result in our stock being excluded from trading on any public market, and could result in only a limited market for our common stock.

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

We were incorporated on October 21, 2015 and we have had limited business operations to date. As of December 31, 2017, we have a shareholder deficit of $174,895 and accumulated losses from operations of $638,725.

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

Dependence on Management

In the early stages of development, the Company’s business will be significantly dependent on the Company’s management team. The Company’s success will be particularly dependent upon the services of: Ms. Boerum the Company’s Chief Executive Officer and Chief Financial Officer; and Mr. Jeffrey Hranicka, the Company’s Chief Operating Officer.

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

The Company’s degree of success in capturing a larger portion of the Industrial Hemp market.

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

There is presently no public market for our shares of Common Stock or Preferred Stock. Although we intend to apply to list our Common Stock on the OTCQB Market, we cannot predict that our Common Stock will be accepted for listing. Even if we obtain a listing for our Common Stock, there can be no assurance as to the extent that a public market for our shares will develop or how liquid that market might become. The lack of a public market for our Common Stock, or a lack of liquidity in any public market for our Common Stock, may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active public market for our shares may also reduce the market price of your shares. In addition, broad market and industry factors may decrease the market price of our shares, regardless of our Company’s actual operating performance. At the present time, the Company does not plan to list our shares of Preferred Stock on any Exchange or Alternative Trading System, and does not anticipate that a public market for trading of these shares

We Are Subject To Government Regulation In Our Business Operations

Our business operations, as well as properties that we may acquire, are subject to many federal, state, and local government laws and regulations, including land use, zoning, environmental regulations, operational licenses, and employment regulations. With our emphasis on the legal industrial hemp industry we, or our clients and customers, will also be subject to significant government regulations concerning the growing, processing, marketing, and distribution of legal hemp products.

Some of the properties that we plan to acquire will be used primarily for the cultivation and production of industrial hemp and will be subject to the laws, ordinances and regulations of the federal, state, and local governments involving land use, water rights, treatment methods, environmental disturbance, and eminent domain. In certain jurisdictions, land used for agricultural purposes are also subject to regulations governing the protection of endangered species and the protection of wetlands. Because certain of the properties that we will own will be used for growing legal industrial hemp, some jurisdictions have additional regulations regarding security and waste materials disposal.

At the present time, under federal law legal industrial hemp plants are classified by the Controlled Substances Act (CSA) as a Schedule I controlled substance. Even in those jurisdictions in which the growing, extraction, or sale of legal industrial hemp products has been legalized at the federal, state and/or local level, the transfer of legal industrial hemp plants remains a violation of federal law. At present, it is the policy of the federal government, as stated by the prior Obama Administration, that it is not an efficient use of federal resources to direct federal law enforcement to prosecute those lawfully abiding by state laws permitting the use and distribution of industrial hemp. However, absent any statutory changes to the CSA, federal law still criminalizes the transfer of legal industrial hemp plants and pre-empts any state laws to the contrary. If federal law enforcement policy with respect to state-legalized legal industrial hemp plants should change, such enforcement would seriously impact the business operations of our clients and customers, and thereby seriously impact our ability to execute our Company’s business plan. Under such circumstances, we would likely suffer significant losses with respect to our investment in industrial hemp facilities, including possible seizure and forfeiture of such assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain our corporate office at 1880 Office Club Pointe, Suite 1240, Colorado Springs, CO 80920. 7GENx operates from a 4,000 square foot leased facility located at 5757 Arapahoe Rd, Boulder, CO. which expires on October 31, 2018.

ITEM 3. LEGAL PROCEEDINGS

On December 22, 2017, Geoffrey Thompson, ex-employee and former CEO, CFO of Doyen Elements Inc., filed civil action [No. A-17-766644-B in the Eighth Judicial District Court in Clark County, Nevada, against the Company, as well as its CEO and COO, individually, Cynthia Boerum and Jeff Hranicka, seeking to rescind Thompson's Retirement Agreement, and alleging, among other things, breach of contract against the Company (the “First Action”). The Company, Boerum and Hranicka filed a motion to dismiss that was later withdrawn pending the outcome of ongoing settlement discussions with Mr. Thompson.

Thereafter, on January 16, 2018, Mr. Thompson filed another civil action, No. A-18-767861-C against the same defendants in the same Court (the “Second Action”). In this action, Mr. Thompson alleged, among other things, that the Company unethically secured business opportunities. As stated above, the parties are engaged in ongoing settlement discussions. The Company believes the claims of Mr. Thompson are without merit and the Company will prevail in this action.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Offering Circular under Regulation A was declared Qualified by the Securities and Exchange Commission on September 1, 2017, and we have been selling shares of our Common Stock pursuant to that Offering since the Qualification Date. Our shares of common stock are not at present listed on any Exchange or on the Over-The-Counter Market. The Company intends to file an application for listing of its Common Stock on the OTCQB Market maintained by OTC Markets, Inc. Our stock is not listed on an exchange at this time.

On March 10, 2018 the Company hereby offered for sale to Accredited Investors a maximum of 1,000,000 Shares of its Common Stock ($.0001 par value) at a purchase price of $1.00 per Share. The Shares will be sold pursuant to Regulation D, Rule 506(c), and Section 4(a)(2), exemptions from registration provided by the Securities Act of 1933, as amended. The Company has the right to withdraw, limit or terminate this Offering at any time and to reject any and all offers to purchase Shares. Proceeds from the sale of Shares will be immediately available to the Company when received and accepted. There is no minimum number of Shares required to be sold. The Offering will be terminated when the Company has sold the maximum Offering or if terminated sooner or extended, subject to the reserved right of the Company to extend the Offering.

As of April 9, 2018, there were approximately 305 record holders, and 17,077,462 shares of common stock issued and outstanding.

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and History

Doyen Elements, Inc., formerly AdvantaMeds Solutions USA Fund I, Inc. (the “Company”) is a corporation, organized on October 21, 2015 under the laws of the State of Nevada. We have conducted limited business operations since our inception, and have had no revenues to date. The Company was originally organized for the purposes of providing consulting, incubator services, and accelerator services to companies operating in the legal cannabis business. Now we intend to focus our business operations on providing a wide range of ancillary services to the legal Industrial Hemp industry, including property leasing and management, equipment leasing, management consulting, genetic research, technology solutions, and logistical support functions, both in the United States and internationally.

In April 2017, we entered into an equity purchase agreement with several non-affiliated parties to acquire controlling interests (51% to 100%) of sixteen operating companies currently engaged in providing a wide variety of services to the legal medical-use and adult-use legal cannabis industry. The Equity Purchase Agreement was amended on July 25, 2017 to reflect the fact that up to 100% of all of these entities may be acquired. These acquisitions are scheduled to be completed on or before February 1, 2018. The total purchase of the sixteen entities will be approximately $16 million in cash and 9,000,000 shares of Common Stock of the Company. On January 29, 2018, the equity purchase agreement was canceled.

On December 14, 2017, we entered into an equity purchase agreement to acquire 7GENx LLC, a Boulder, Colorado based Hemp genetics research and Development Company for $4,200,000 pursuant to a promissory note due May 21, 2019. 7GENx LLC has had no prior operations.

7GENx LLC focuses on creating proprietary hemp cultivators to meet the current and emerging market demands for use in breeding for agricultural, industrial and medical purposes. Its team of scientists collect data and analysis the chemical, genetic and phenotypic profiles of hemp, allowing the company to create proprietary varieties of hemp that are targeted for specific uses for current or emerging markets. Additionally, 7GENx intends to restore regenerative hemp-based agriculture, food, fuel and fiber economies for the health, safety and welfare of the planet by providing small select farms in Colorado (and other states with state approved hemp programs) with hemp cultivation and harvesting techniques, elevated organic methods and practices, and proprietary rich hemp oil extract varieties that meet state hemp program standards.

The purchase consisted of a non-interest promissory note for $4,200,000 due on May 21, 2019. The present value of the promissory note was determined to be $3,400,000 which is the total consideration paid for 7GENx LLC. A summary of the purchase price allocations at fair value is below. The Company will convert some of the current inventory into Hemp extract sales and the remainder will be utilized for research and development.

Allocation of purchase price
Inventory	$2,550,000
Mother plants	850,000
Purchase price	$3,400,000

Results of Operations

Comparison of Results of Operations for the Years ended December 31, 2017 and 2016

	Years Ended December 31,		Dollar	Percentage
	2017	2016	Change	Change
Revenue	$-	$-	$-
Professional fees	99,037	698	98,339	14089.7%
General and administrative expenses	560,311	6,281	554,030	8820.7%
Interest expense	27,481	-	27,481
Net loss	$(686,829)	$(6,979)	$(679,850)	9741.4%

We generated no revenue for the years ended December 31, 2017 and 2016.

Professional fees for the years ended December 31, 2017 were $99,037 an increase of $98,339 or 14,090% from $698 for the same period in 2016. The significant increase is due to accounting and legal fees associated with the Company’s filings with the Securities and Exchange Commission (“SEC”).

General and administrative expenses for the years ended December 31, 2017 were $560,311 an increase of $554,030 or 8,821% from $6,281 for the same period in 2016. The increase was due to higher overhead costs during the years ended December 31, 2017 as compared to the same period in 2016 as we began to expand our operations.

Liquidity and Capital Resources

As of December 31, 2017, we had $21,992 in cash.

At December 31, 2017, we had current assets of $2,571,992 and current liabilities of $175,423 resulting in a working capital of $2,396,569. We have experienced losses since our inception. This raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operating activities was $338,339 during the years ended December 31, 2017, compared to $63,499 during the years ended December 31, 2016. The increase in cash used in operating activities is due to an increase in the net loss.

Cash flows provided by financing activities were $360,030 and $63,800 during the years ended December 31, 2017 and 2016, respectively. The increase in cash provided by financing activities is due to the sale of 46,233 shares of common stock during the years ended December 31, 2017 that generated proceeds of $323,631. During the years ended December 31, 2016 the Company sold preferred stock for an aggregate of $63,800.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the years ended December 31, 2017.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules beginning on page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, December 31, 2017. This evaluation was carried out under the supervision and with the participation of our principal executive officer and our principal financial officer (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, December 31, 2017, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules that permit the Company to provide only management’s report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

CHANGES IN CONTROL OF REGISTRANT

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

On November 6, 2017, the Board of Directors appointed Cynthia Boerum as President and Chief Executive Officer of the Registrant, and Directors of the Registrant to serve until the next Annual Meeting of Shareholders. These are incorporated by reference to the 8K Filed on Nov 7, 2017.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Position(s) with the Company	Year First Became a Director

Cynthia Boerum	63	Chief Executive Officer, Chief Financial Officer, Chairman of Board	2017
Jeffrey Hranicka	58	Chief Operating Officer	2017
Shane Davis	48	President of 7GENx	2017

		OUTSIDE DIRECTORS
Ronald Van, Jr.	57	Director, Board of Directors	2017
Jeffrey Stroin	62	Director, Board of Directors	2017

Ms. Cynthia Boerum Chief Executive Officer, Chief Financial Officer

Ms. Boerum became the Chief Executive Officer of the Company in November 2017, after serving as Chief Operating Officer since 2016. Ms. Boerum was Vice President of Sales and Consultant for Accentia International Outsourcing Company in Hyberdad, India, from 2009 to 2011. The leadership position included overseeing national and international sales teams.

Previously, Ms. Boerum held positions of Vice President of Sales for Opus Healthcare in Austin, TX. 2004 to 2007 and positioned the company for acquisition by NextGen. She also held the positions of Enterprise Vice President of National Accounts and Sales Manager for the top 32 health organizations nationally at McKesson from 1989 to 2003. During this time, she received various top performer awards, not only from McKesson, but also the state of Minnesota.

Mr. Jeff Hranicka   Chief Operating Officer

Mr. Hranicka became the Chief Operating Officer of the Company in November 2017. Jeff joined Advantameds Solutions as the Capital Investment Manager in 2016 and has successfully completed the NASAA Series 65 Uniform Investment Advisor Law Examination; selected in June 2017 as Chief Technical Officer of Doyen Elements, Inc. Jeff is a proven business leader that delivers operational and financial commitments while developing profitability improvements through organizational leadership.

Beginning in 1998 he served multiple roles and was promoted to a Senior Sales and Operations Management Executive with leadership positions of increased responsibility and complexity for WESCO Distribution, Inc. As Director of the WESCO Midwest Region, 2008-2015, he led a world class sales organization approaching $200 million in revenues with responsibility for over 180 employees coordinating multiple resources in sales, operations, finance, human resources, purchasing, pricing and marketing as critical components of the field organization.

Mr. Shane Davis   President 7GENx

Mr. Davis became the President of 7GENx of the Company in December 2017. Mr. Davis brings 26 years of biological experience, with a Biology and Molecular Genetics emphasis at the University of Maryland/Europe & Dickinson State University. Shane’s background and experiences includes plant breeder, genetics and permaculture expert - combining techniques from agronomy, plant breeding, plant spirit, population and phylogenetic genetics, and carbon biotechnology.

Outside Directors:

Ronald P. Van, Jr.

Professional Summary: Mr. Van recently held the position of Vice President and General Manager, Central U.S. with WESCO Distribution, Inc., a leading North American provider of electrical products and other maintenance, repair and operating (MRO) supplies. As Vice President and General Manager Mr. Van led a sales organization approaching one billion in revenues with responsibility for over 800 employees in 60 plus locations. He coordinated multiple resources in sales, operations, finance, human resources, pricing and marketing.

Mr. Van retired from WESCO in October 2015. He currently volunteers on a regular basis at PAWS Chicago no kill adoption center.

Jeff Stroin

Professional Summary: Mr. Stroin currently holds the position of Vice President & General Manager with Turtle & Hughes, Inc. He held the same position at WESCO Distribution, Inc. from 2005 through 2015. Previous to that he held various positions at General Electric Company from 1979 through 2004 concluding as Vice-President Pacific Region. Jeff is a competitive, creative business leader with 36 years of sales and management experience. He has a proven track record of driving profitable growth through strategic analysis and execution of key business initiatives while managing electrical wholesale organizations as large as $900M and 850 employees.

Director Compensation

Typically, our directors do not receive any compensation as directors and there is no other compensation being considered at this time.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in 2017 for our principal executive officers, each other executive officer serving as such whose annual compensation exceeded $100,000, and additional individual for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at December 31, 2017:

2017 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Cynthia Boerum (1)	2017	35,000	0	20,000		0	127,500	0	182,500
						0	0	0

Jeffrey Hranicka (2)	2017	6,250	0	20,000		0	18,750	0	45,000
						0	0	0

Geoffrey Thompson (3)	2017	0	0	0		0	0	0
						0	0	0

(1)	Chief Executive Officer and Chief Financial Officer.

(2)	Chief Operating Officer

(3)	Former Chief Executive Officer and Chief Financial Officer – resigned on November 3, 2017.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

Effective September 1, 2017, the company entered into an employment agreement with Geoffrey Thompson, as the Chief Executive Officer “CEO” and Chief Financial Officer of the Company. The employment agreement with Mr. Thompson provides that, Geoffrey’s base salary of $500,000 per year, to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. Base salary shall be reviewed at least annually and increased as determined by the Board. So long as Mr. Thompson has not been terminated for cause, as defined in the employment agreement, he will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing with the 2017 fiscal year. Mr. Thompson’s annual bonus targets are still being developed by the Company and will be adjusted from time to time, based upon the Company’s achieving 100% of certain financial metrics plan targets to be determined by the Board.

In consideration of the services, the Company agreed to issue 18,000,000 common shares. Mr. Thompson resigned on November 3, 2017 and returned 16,000,000 common shares to treasury; the remaining 2,000,000 common shares were assigned to Mr. Thompson’s company called PythagorasX.

Effective November 6, 2017, the Company entered into an amended employment agreement with Cynthia Boerum, as the Chief Executive Officer and Chief Financial Officer of the Company, which superseded the agreement which was effective on September 1, 2017. The employment agreement with Ms. Boerum provides that the Company shall begin to pay Cynthia a base salary of $350,000 per year, to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. Base salary shall be reviewed at least annually and increased as determined by the Board. So long as Ms. Boerum has not been terminated for cause, as defined in the employment agreement, she will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing with the 2017 fiscal year. Ms. Boerum’s annual bonus targets are still being developed by the Company and will be adjusted from time to time, based upon the Company’s achieving 100% of certain financial metrics plan Targets to be determined by the Board.

In consideration of the services rendered by Ms. Boerum, the Company has issued to her a total of 11,000,000 common shares in lieu of cash compensation.

Effective November 6, 2017, the Company entered into an employment agreement with Jeffrey Hranicka, as the Chief Operating Officer “COO” of the Company reporting to the President and CEO. The employment agreement with Mr. Hranicka provides that, Jeffrey’s base salary of $150,000 per year, to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. Base salary shall be reviewed at least annually and increased as determined by the Board. So long as Mr. Hranicka has not been terminated for cause, as defined in the employment agreement, he will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing with the 2017 fiscal year. Mr. Hranicka’s annual bonus targets are still being developed by the Company and will be adjusted from time to time, based upon the Company’s achieving 100% of certain financial metrics plan Targets to be determined by the Board.

In consideration of the services rendered by Mr. Hranicka, the Company has issued to him a total of 2,000,000 common shares in lieu of cash compensation.

Effective December 14, 2017, the Company entered into an employment agreement with Shane Davis, as the President of 7GENx reporting to Cynthia Boerum, CEO. The employment agreement with Mr. Davis provides that, Shane’s base salary of $130,000 per year, to be paid at the times and subject to the Company’s standard payroll practices, subject to applicable withholding. Base salary shall be reviewed at least annually and increased as determined by the Board. So long as Mr. Davis has not been terminated for cause, as defined in the employment agreement, he will be eligible for bonus compensation, payable immediately following completion of the Company’s financial statements for each full fiscal year, commencing with the 2017 fiscal year. Mr. Davis’s annual bonus targets are still being developed by the Company and will be adjusted from time to time, based upon the Company’s achieving 100% of certain financial metrics plan Targets to be determined by the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of April 9, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. The percentages below are calculated based on 17,077,462 shares of our common stock issued and outstanding as of April 9, 2017.

*less than 1%.

Title of Class	Name of Beneficial Owner	Number of Shares Owned Beneficially	Beneficial Ownership within 60 days	Percent of Class Owned
5% Stockholders:
Common Stock:	Pythagoras X	2,000,000		11.71%

Common Stock	Patrick Custardo	2,000,000		11.71%

Named Executive Officers and Directors:
Common Stock	Cynthia Boerum	11,000,000		64.41%

Common Stock:	Jeffrey Hranicka	2,000,000		11.71%

All executive officers and directors as a group		13,000,000		76.12%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by AJ Robbins for the fiscal years ended December 31, 2017 and 2016.

	2017	2016

Audit Fees	$31,750	$81,750
Audit-Related Fees		-
Tax Fees	-	-
All Other Fees	-	-
Total	$31,750	$81,750

Audit Fees—This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees—This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Commission and other accounting consulting.

Tax Fees—This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees—This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of board. Any such approval by the designated member is disclosed to the entire board at the next meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules:

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included beginning on page F-2 of this annual report on Form 10-K. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
J	Preferred Stock Subscription Agreement		1-A POS	024-10494	1A-4	August 5, 2016
A	Doyen Elements Articles of Incorporation		1-K	24R-00076	2.1	May 1, 2017
C	Certificate of Designation of 6% Convertible Preferred Stock		1-K	24R-00076	2.4	May 1, 2017
O	Patrick Custardo Retirement Letter		1-A/A	024-10707	O	June 16, 2017
T	Proforma Unaudited Consolidated Financials		1-A/A	024-10707	14	June 16, 2017
X	Osceola US Warrant Kenneth Thomas Sr.		1-A/A	024-10707	Q	June 16, 2017
Y	Osceola US Warrant Osceola Green LLC		1-A/A	024-10707	R	June 16, 2017
Z	Osceola US Warrant Osceola Green Equity Holdings LLC		1-A/A	024-10707	S	June 16, 2017
B	Amended and Restated By-Laws of the Company		1-A/A	024-10707	2B	August 1, 2017
D	Amended Equity Purchase Agreement		1-A/A	024-10707	D	August 1, 2017
G	Financial Advisory Agreement with Wellington-Shields		1-A/A	024-10707	G	August 1, 2017
H	Agreement with Stock Transfer Agent		1-A/A	024-10707	H	August 1, 2017
K	Escrow Agreement with Prime Trust		1-A/A	024-10707	K	August 1, 2017
U	Cannabrand Services Contract		1-A/A	024-10707	U	August 1, 2017
V	Cannabrand SOW Media & PR		1-A/A	024-10707	V	August 1, 2017
W	CFX MSA & SOW		1-A/A	024-10707	W	August 1, 2017
I	Amended Common Stock Subscription		1-A/A	024-10707	1A-4	August 15, 2017
N	Form 8A		8-K/A	000-55836	99.1,99.2	September 13, 2017
10.1	Retirement Agreement Geoffrey Thompson		8-K	000-55836	99.3	November 8, 2017
10.2	Amended Employment Agreement Cynthia Boerum		8-K	000-55836	99.4	November 8, 2017
10.3	Appointment of Directors		8-K	000-55836	99.5	November 8, 2017
10.4	Employment Agreement Jeffrey Hranicka		8-K	000-55836	99.6	November 8, 2017
10.1	Equity Purchase Agreement		8-K	000-55836	10.1	December 18, 2017
10.2	Promissory Note		8-K	000-55836	10.2	December 18, 2017
10.3	Employment Agreement Shane Davis		8-K	000-55836	10.3	December 18, 2017
5.1	OPINION OF COUNSEL		1-A POS	000-55836	5.1	December 20, 2017
23.2	CONSENT OF AUDITOR		1-A POS	000-55836	23.2	December 20, 2017
10.5	YES International Agreement		8-K	000-55836	10.5	December 29, 2017

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 3, 2017

DOYEN ELEMENTS, INC.

By:	/s/ Cynthia Boerum
Cynthia Boerum, Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cynthia Boerum or Jeff Hranicka, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 1-A offering statement, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

This offering statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cynthia Boerum	Chief Executive Officer and Chief Financial Officer	May 3, 2018
Director (Principal Executive Officer)

/s/Jeff Hranicka	Chief Operating Officer	May 3, 2018

DOYEN ELEMENTS, INC.

(formerly AdvantaMeds Solutions USA Fund I Inc.)

Financial Statements

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Doyen Elements, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Doyen Elements, Inc., (the Company) as of December 31, 2017 and 2016 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has had no revenue, and sustained losses since inception that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matters-Significant Related Party Transactions

The Company has had significant transactions and relationships with related parties, including entities controlled by the Company’s Chairman, which are described in Note 5 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm's length basis, as the requisite conditions of competitive, free market dealings may not exist.

aj@ajrobbins.com

3773 Cherry Creek North Drive, Suite 575 East, Denver, Colorado 80209

(B)303-331-6190 (M)720-339-5566 (F)303-845-9078

We have served as the Company’s auditor since 2016.

Denver, Colorado

April 30, 2018

DOYEN ELEMENTS, INC.

(formerly AdvantaMeds Solutions USA Fund I Inc.)

BALANCE SHEETS

As of December 31, 2017 and 2016

	2017	2016
ASSETS

Current Assets:
Cash	$21,992	$301
Inventory	2,550,000	-
Total current assets	2,571,992	301

Property and equipment	850,000	-
Deposit	6,017	-
TOTAL ASSETS	$3,428,009	$301

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$24,666	$-
Due to stockholder	-	1,090
Accrued compensation	396,250	-
Dividends payable	4,507	632
Total current liabilities	425,423	1,722

Note payable, net of discount of $772,519	3,427,481	-
TOTAL LIABILITIES	3,852,904	$1,722

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.0001; 100,000,000 shares authorized; 17,046,233 and 36,000,000 shares issued and outstanding at December 31, 2017 and December 31, 2016	1,705	3,600
Preferred stock, $0.0001 par value 50,000,000 shares authorized; 6% convertible preferred stock, 500,000 shares authorized; 648 and 638 shares issued and outstanding at December 31, 2017 and December 31, 2016	-	-
Additional paid in capital	329,325	60,200
Accumulated deficit	(755,925)	(65,221)
Total stockholders’ deficit	(424,895)	(1,421)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,428,009	$301

The accompanying footnotes are an integral part of these financial statements.

DOYEN ELEMENTS, INC.

(formerly AdvantaMeds Solutions USA Fund I Inc.)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2017 and 2016

	Years Ended December 31,
	2017	2016

Revenues	$-	$-

Operating expenses:
Professional fees	99,037	698
General and administrative expenses	560,311	62,841
Total operating expenses	659,348	63,539

Interest expenses	27,481	-

Net loss	(686,829)	(63,539)

Preferred stock dividend	(3,875)	(632)

Net loss attributed to common stockholder	$(690,704)	$(64,171)

Weighted average common shares outstanding - basic and diluted	29,746,579	36,000,000

Net loss per common share - basic and diluted	$(0.02)	$(0.00)

The accompanying footnotes are an integral part of these financial statements.

DOYEN ELEMENTS, INC.

(formerly AdvantaMeds Solutions USA Fund I Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2017 and 2016

					Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, October 21, 2015 (inception)	-	$-	-	$-	$-	$-	$-

Net loss	-	-	-	-	-	(1,050)	(1,050)

Balance, December 31, 2015	-	-	-	-	-	(1,050)	(1,050)

Common stock issued to founders	36,000,000	3,600	-	-	(3,600)	-	-
Sale of 6% cumulative preferred stock	-	-	638	-	63,800	-	63,800
Preferred stock dividend	-	-	-	-	-	(632)	(632)
Net loss	-	-	-	-	-	(63,539)	(63,539)

Balance, December 31, 2016	36,000,000	3,600	638	-	60,200	(65,221)	(1,421)

Sale of 6% cumulative preferred stock	-	-	10	-	1,000	-	1,000
Common stock issued for services	4,000,000	400	-	-	39,600	-	40,000
Cancellation of common stock issued to founders	(23,000,000)	(2,300)	-	-	2,300	-	-
Sale of common stock for cash	46,233	5	-	-	323,626	-	323,631
Capital contribution	-	-	-	-	58,000	-	58,000
Payment of offering costs	-	-	-	-	(155,401)	-	(155,401)
Preferred stock dividend	-	-	-	-	-	(3,875)	(3,875)
Net loss	-	-	-	-	-	(686,829)	(686,829)

Balance, December 31, 2017	17,046,233	$1,705	648	$-	$329,325	$(755,925)	$(424,895)

The accompanying footnotes are an integral part of these financial statements.

DOYEN ELEMENTS, INC.

(formerly AdvantaMeds Solutions USA Fund I Inc.)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017 and 2016

	Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(686,829)	$(63,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	27,481	-
Common stock issued for services	40,000	-
Changes in operating assets and liabilities:
Increase in deposit	(6,017)
Increase in accounts payable	24,666
Decrease in due to officer	(1,090)	40
Increase in accrued compensation	396,250	-

Net cash used in operating activities	(205,539)	(63,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	323,631	-
Payment of offering costs	(155,401)	-
Capital contribution	58,000	-
Proceeds from sale of preferred stock	1,000	63,800
Net cash provided by financing activities	227,230	63,800

NET DECREASE IN CASH	21,691	301

CASH, BEGINNING OF PERIOD	301	-

CASH, END OF PERIOD	$21,992	$301

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying footnotes are an integral part of these financial statements.

DOYEN ELEMENTS, INC.

(formerly AdvantaMeds Solutions USA Fund I Inc.)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

Note 1 – Organization and Basis of Presentation

Organization and Line of Business

Doyen Elements, Inc., formerly AdvantaMeds Solutions USA Fund I Inc., (the “Company”) is a corporation organized on October 21, 2015 under the laws of Nevada. The Company was organized for the purposes of providing consulting, incubator services, and accelerator services to companies operating internationally. The Company intends to focus its business operations on providing a wide range of ancillary services to the legal Industrial Hemp industry, including property leasing and management, equipment leasing, management consulting, genetic research, technology solutions, and logistical support functions, both in the United States and internationally, as well as to acquire existing companies which are currently engaged in providing various ancillary services to this industry. The Company’s short term goal is to convert some of our current inventory into Hemp extract sales   and the remainder will be utilized for research and development. The Company has not yet generated revenue as of December 31, 2017. The Company is dependent upon additional capital resources for the commencement of its planned principal operations and is subject to significant risks and uncertainties; including failing to secure additional funding to operationalize the Company’s planned operations.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

The Company adopted the calendar year as its basis of reporting.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or profits since inception, and has sustained net losses of $686,829 and $63,539 for the years ended December 31, 2017 and 2016, respectively. The Company’s ability to continue as a going concern for the next twelve (12) months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and its ability to obtain additional capital financing from investors. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise additional equity capital to the Company as necessary to fund expenditures until the Company’s planned principal operations can generate sufficient cash flows to sustain operations. No assurance can be made that these efforts will be successful and sustain the Company for a reasonable period of time.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

DOYEN ELEMENTS, INC.

(formerly AdvantaMeds Solutions USA Fund I Inc.)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less. At times, cash deposits may exceed FDIC-insured limits. As of December 31, 2017 and 2016, the amount the Company had on deposit did not exceeded the FDIC-insured limits. The Company has not experienced any losses related to a concentration of cash or cash equivalents in an FDIC insured financial institution.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined using weighted average cost method. The Company acquired its inventory as part of the acquisition of 7GENx which took place in December 2017. (See Note 3 for additional information about this transaction.) As the Company has generated no revenue from this inventory it will be carefully evaluated at each reporting period to assess the need to impair its value.

The inventory balance at December 31, 2017 and 2016 was $2,550,000 and $0, respectively. The Company determined that no impairment was required at December 31, 2017.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets. The Company has not started depreciating its property and equipment, which at December 31, 2017 consists of mother plants, as it has not been fully placed into service. Management determined at the time of acquisition, there was no impairment to the plants. Mother plants are kept in suspended animation for 3 years, creating approximately 5,000 clones per plant. New mothers are created from seeds on site and result in mothers within 8 months.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, due to stockholder and accrued compensation, the carrying amounts approximate their fair values due to their short maturities. Notes payable is fair value with fair value being determined by applying a discount rate of approximately 15% to the note balance as the note payable is non-interest bearing.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

As of December 31, 2017 and 2016, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

DOYEN ELEMENTS, INC.

(formerly AdvantaMeds Solutions USA Fund I Inc.)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

Revenue and Cost Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the services have been provided, and collectability is assured. No revenues have been earned or recognized as of December 31, 2017. Expenses are recognized as incurred.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during the years ended December 31, 2017 and 2016, except for the 648 and 638 shares, respectively, of 6% Convertible Preferred Stock outstanding at December 31, 2017 and 2016. Due to the net loss incurred for the years ended December 31, 2017 and 2016 all instruments convertible into common stock would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss per share for the years ended December 31, 2017 and 2016.

Recent Accounting Pronouncements

In January 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

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

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company has evaluated the impact of ASU 2014-09 on the Company's financial statements and disclosures does not believe the impact will be material. The Company will adopt this ASU beginning on January 1, 2018 and will use the prospective method of adoption.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Acquisition

Doyen Elements, Inc., on December 14, 2017, entered into an equity purchase agreement to acquire 7GENx LLC, a Boulder, Colorado based Hemp genetics research and Development Company for $4,200,000 pursuant to a non-interest promissory note due May 21, 2019.

7GENx LLC focuses on creating proprietary hemp cultivators to meet the current and emerging market demands for use in breeding for agricultural, industrial and medical purposes. Its team of scientists collect data and analysis the chemical, genetic and phenotypic profiles of hemp, allowing the company to create proprietary varieties of hemp that are targeted for specific uses for current or emerging markets. Additionally, 7GENx intends to restore regenerative hemp-based agriculture, food, fuel and fiber economies for the health, safety and welfare of the planet by providing small select farms in Colorado (and other states with state approved hemp programs) with hemp cultivation and harvesting techniques, elevated organic methods and practices, and proprietary rich hemp oil extract varieties that meet state hemp program standards.

DOYEN ELEMENTS, INC.

(formerly AdvantaMeds Solutions USA Fund I Inc.)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

7GENx LLC was set up by its previous owner hold certain assets related to the Industrial Hemp industry and had no prior operating activity; therefore, pro forma financial statements are not presented.

The purchase consisted of a non-interest promissory note for $4,200,000 due on May 21, 2019. The present value of the promissory note was determined to be $3,400,000 which is the total consideration paid for 7GENx LLC. The Company hired a professional valuation company to provide a purchase price allocation. The amount presented on the financial statements was based on this report. A summary of the purchase price allocations at fair value is below.

Allocation of purchase price
Inventory	$2,550,000
Mother plants	850,000
Purchase price	$3,400,000

A rollforward of the note payable balance is as follows:

Notes payable, December 31, 2016	$-
Note issued for acquisition	4,200,000
Debt discount related to notes payable	(800,000)
Amortization of debt discounts	27,481
Notes payable, December 31, 2017	$3,427,481

The note payable is secured by the inventory and mother plants purchased in the acquisition. The discount on the note is being amortized over the term of the note. As of December 31, 2017, the unamortized discount was $772,519.

Note 4 – Stockholders’ Equity

The Company authorized 150,000,000 shares of capital stock with consists of 100,000,000 shares of common stock, $0.0001 par value per share and 50,000,000 shares of preferred stock, $0.0001 par value per share.

Common Stock

The Company had the following transactions in its common stock:

●	36,000,000 shares were issued to the Company’s founders in 2016;

●	23,000,000 shares of common stock issued to two founders of the Company were canceled in 2017 for no consideration from the Company; and

●	4,000,000 share of common stock for services valued at $40,000, based on the value of the services received;

●	46,233 shares of common stock were sold to investors for cash proceeds of $323,631.

During the year ended December 31, 2017, the Company paid offering cost of $158,401 related to the stock sold to investors for cash. In addition, during the year ended December 31, 2017, the Company received a capital contribution from a stockholder for $58,000.

6% Convertible Preferred Stock

During the years ended December 31, 2017 and 2016, the Company sold 10 and 638 shares, respectively, of its 6% Convertible Preferred Stock for proceeds of $1,000 and $63,800, respectively.

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

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

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

Note 5 – Related Party Transactions

Certain expenses of the Company from inception were advanced by Geoff Thompson, former CEO. During the year ended December 31, 2017, Mr. Thompson forgave all the advances. As of December 31, 2017 and 2016, the Company owed Mr. Thompson, $0 and $1,090, respectively, for expenses paid on its behalf, which are included in due to officer on the balance sheet. In addition, during the year ended December 31, 2017, Mr. Thompson made a capital contribution to the Company for $58,000.

Note 6 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2017 and 2016 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model. Because of the impacts of the valuation allowance, there was no income tax expense or benefit for the years ended December 31, 2017 and 2016.

A reconciliation of the differences between the effective and statutory income tax rates for the years ended December 31, 2017 and 2016:

	2017		2016
	Amount	Percent	Amount	Percent

Federal statutory rates	$(233,522)	34.0%	$(21,960)	34.0%
State income taxes	(34,341)	5.0%	(3,230)	5.0%
Permanent differences	(36,192)	5.3%	-	-
Valuation allowance against net deferred tax assets	304,055	-44.3%	25,190	-39.0%
Effective rate	$-	0.00%	$-	0.00%

DOYEN ELEMENTS, INC.

(formerly AdvantaMeds Solutions USA Fund I Inc.)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

At December 31, 2017 and 2016, the significant components of the deferred tax assets are summarized below:

	2017	2016
Deferred income tax asset
Net operation loss carryforwards	$219,718	$25,547
Total deferred income tax asset	219,718	25,547
Less: valuation allowance	(219,718)	(25,547)
Total deferred income tax asset	$-	$-

The valuation allowance increased by $194,171 and $25,190 in 2017 and 2016, respectively. The increase in 2017 was a result of the Company generating additional net operating losses, offset by a reduction of federal income tax rate from 34% to 21% enacted in 2017 effective 2018. The increase in 2016 was solely a result of the Company generating additional net operating losses in 2016. The deferred tax assets as of December 31, 2017 reflects the new corporate tax rate of 21%. .

The Company has recorded as of December 31, 2017 and 2016 a valuation allowance of $219,718 and $25,547, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2017 and 2016.

The Company has net operating loss carry-forwards of approximately $845,000. Such amounts are subject to IRS code section 382 limitations and begin to expire in 2031. The 2017 and 2016 tax years are still subject to audit. The Company has not yet filed its 2017 and 2016 income returns.

Note 7 – Contingencies

On December 22, 2017, Geoffrey Thompson, ex-employee and former CEO, CFO of Doyen Elements Inc., filed civil action [No. A-17-766644-B in the Eighth Judicial District Court in Clark County, Nevada, against the Company, as well as its CEO and COO, individually, Cynthia Boerum and Jeff Hranicka, seeking to rescind Thompson's Retirement Agreement, and alleging, among other things, breach of contract against the Company (the “First Action”). The Company, Boerum and Hranicka filed a motion to dismiss that was later withdrawn pending the outcome of ongoing settlement discussions with Mr. Thompson.

Thereafter, on January 16, 2018, Mr. Thompson filed another civil action, No. A-18-767861-C against the same defendants in the same Court (the “Second Action”). In this action, Mr. Thompson alleged, among other things, that the Company unethically secured business opportunities. As stated above, the parties are engaged in ongoing settlement discussions. The Company believes the claims of Mr. Thompson are without merit and the Company will prevail in this action.

In 2017, there were no legal fees spent on the above civil actions; we estimated that approximately $50,000 will be spent in 2018 and the Company will prevail in this action, therefore the Company has not accrued for this contingency as of December 31, 2017.

Note 8 – Subsequent Event

Subsequent to December 31, 2017, the Company sold 31,215 shares of its common stock for proceeds of $68,505.

A private placement memorandum was created and filed on March 10, 2018, stating the Company would sell shares, at $1.00 a share, to accredited shareholders. The common shares above reflect 25,000 shares sold at $1.00 and the remaining shares sold at $7.00 a share.

